Form 10-K/A
period 2000-12-31
COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATE SERIES 2000-1
filed 2002-07-31
CIK 1124293

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-66805-05

                         Banc of America Commercial Mortgage Inc.
                         Commercial Mortgage Pass-Through Certificates Series 2000-1
        (Exact name of registrant as specified in its charter)



New York                           52-2242962
                                   52-2242963
                                   52-2242961
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 28, 2001, on behalf of Banc of America Commercial Mortgage Inc. Series 2000-1 established pursuant to the Pooling and Servicing Agreement among Banc of America Commercial Mortgage Inc., as Depositor, Bank of America, N.A., as Mortgage Loan Seller, Midland Loan Services, Inc., as Master Servicer, as GMAC Commercial Mortgage Corporation, as Special Servicer, and Wells Fargo Bank Minnesota, N.A., as Trustee and Remic Administrator, pursuant to which the Banc of America Commercial Mortgage Inc. Series 2000-1 registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

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

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a)  Midland Loan Services  <F1>
                     b)  GMAC Commercial Mortgage Corp. <F1>


              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)  Midland Loan Services  <F1>
                     b)  GMAC Commercial Mortgage Corp. <F1>


              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On October 25, 2000, November 28, 2000, and December 27, 2000, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Banc of America Commercial Mortgage Inc.
Commercial Mortgage Pass-Through Certificates
Series 2000-1

Signed:   Wells Fargo Bank Minnesota, N.A., as Trustee

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice Presdient

Dated:  July 17, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)  Midland Loan Services  <F1>
                     b)  GMAC Commercial Mortgage Corp. <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)  Midland Loan Services  <F1>
                     b)  GMAC Commercial Mortgage Corp. <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)  Midland Loan Services  <F1>
                     b)  GMAC Commercial Mortgage Corp. <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.



   EX-99.1 (a)

   ERNST&YOUNG   (logo)
   Ernst & Young LLP
   One Kansas City Place
   1200 Main Street
   Kansas City, Missouri 64105-2143

   Phone:  (816) 474-5200
   www.ey.com

   Report on Management's Assertion on Compliance with the Minimum Servicing Standards Set Forth in the
   Uniform Single Attestation Programfor Mortgage Bankers

   Report of Independent Accountants

   The Audit Committee The PNC Financial Services Group, Inc.

   We have examined management's assertion, included in the accompanying report titled Report of Management, that Midland Loan Services, Inc.
   (MLS), an indirectly wholly-owned subsidiary of The PNC Financial Services Group, Inc., complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except for commercial loan and multifamily loan servicing, minimum servicing standards V.4 and VI. 1, which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing during the year ended December 31, 2000. Management is responsible for MLS' compliance with those requirements.
   Our responsibility is to express an opinion on management's assertions about MLS' compliance based on our examination.

   Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about MLS' compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on MLS' compliance with specified requirements.

   In our opinion, management's assertion, that MLS complied with the aforementioned requirements during the year ended December 31, 2000, is fairly stated, in all material respects.

   January 31, 2001



EX-99.1 (b)

PRICEWATERHOUSECOOPERS  (LOGO)


PricewaterhouseCoopers LLP
1441 Main Street, Suite 705
Columbia SC 29201
Telephone (803) 779 0930

Report of Independent Accountants

To the Board of Directors and Stockholder of GMAC Mortgage Corporation:


We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries' (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers's Association of America's Uniform Single Attestation Program for Mortgage Bankers("USAP") exclusive of standards I.4., III.3., III.4., V.3. and V.4., (collectively the "Applicable Standards") solely for the purposes of servicing the home equity loans underlying the Consumer Lending Portfolio as of and for the year ended December 31, 2000 included in the accompanying management assertion (see Exhibit 1).

As the loans applicable to management's assertion are home equity loans, rather than first mortgage loans, certain USAP minimum servicing standards relating to escrows are not applicable. Therefore, USAP minimum servicing standards I.4., III.3., III.4., V.3. and V.4., were not addressed during our examination. Further, management's assertion and this report relate only to the servicing of home equity loans underlying the Notes and not loans in the general consumer loan servicing population.

Management is responsible for the Company's compliance with those Applicable Standards. Our responsibility is to express an opinion exclusively on management's assertion about the entity's compliance with the Applicable Standards based on our examination

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Applicable Standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Applicable Standards.

In our opinion, management's assertion that the Company complied with the Applicable Standards solely for the purpose of servicing loans underlying the Consumer Lending Portfolio as of and for the year ended December 31, 2000 is fairly stated, in all material respects.

March 26, 2001



EX-99.2 (a)

MIDLANDLOANSERVICES  (logo)

Management's Assertion on Compliance with the Minimum Servicing
Standards Set Forth in the Uniform Single Attestation Program for
Mortgage Bankers

Report of Management

We, as members of management of Midland Loan Services, Inc. (MLS), an indirectly wholly owned subsidiary of The PNC Financial Services, Group, Inc..
(PNC), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) except for commercial loan and multifamily servicing, minimum servicing standards V.4 and VI.1, which the Mortgage Bankers
Association of America has interpreted as inapplicable to such servicing. We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of MLS' compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2000, and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2000, MLS complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, PNC had in effect a fidelity bond in the amount of $300,000,000 and an errors and omissions policy in the amount of $60,000,000.

MIDLAND LOAN SERVICES, INC.


Steven W. Smith
Executive Vice President


January 31, 2001


A PNC Real Estate Finance Company
210 West 10th Street   Kansas City Missouri 64105


www.midlandls.com    816 435 5000   816 435 2326




EX-99.2 (b)

GMAC Mortgage   (logo)

Exhibit I


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 26, 2001


As of and for the year ended December 31, 2000, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policy in the amounts of $150,000,000 and $50,000,000, respectively.



David Applegate
Chairman and CEO



Tony Renzi
Senior Vice President of
Servicing Adminstration



EX-99.3 (a)

         MIDLANDLOANSERVICES    (logo)


         March 8, 2001


         Ms. Shelley Lauffer
         Senior Trust Administrator
         Wells Fargo Bank Minnesota, N.A.
         Corporate Trust Services
         11000 Broken Land Parkway
         Columbia, MD 21044-3562

         Banc of America Commercial Mortgage Inc.(F/K/A N-Link 99-3), Commercial Mortgage Pass-Through Certificates, Series 2000-1
         Pooling and Servicing AGreement

         OFFICER'S CERTIFICATE


          Pursuant to the requirements of that certain Pooling and Servicing Agreement governing the referenced Trust (the "PSA"), it is hereby certified that (i) the undersigned has completed a review of the servicer's performance of its obligations under the PSA for the preceding calendar year; (ii) to the best of the undersigned's knowledge on the basis of that review the servicer has fulfilled all of its obligations under the PSA throughout such period in all material respects; (iii) to the best of the undersigned's knowledge, the subservicer, of the servicer under the PSA, if any, has fulfilled its obligations under its sub-servicing agreement in all material respects; and, (iv) no notice has been received from any governmental agency or body which would indicate a challenge or question as to the status of the Trust's qualification as a REMIC under the U.S. Code.


           cc: Attn: Commercial Mortgage Surveillance
               Moody's Investor Services, Inc.
               99 Church Street, 4th Floor
               New York, NY 10007-0000

               Mr. David A. Gertner
               NationsLink Funding Corporation
               Bank of America Corporate Center
               100 North Tryon Street
               Charlotte, NC 28255-0000

               Attn: CMBS Surveillance
               Standard & Poor's Ratings Services
               55 Water Steet
               New York, NY 10041-0000

               Ms. Sharon A. Surguy, C.C.T.S.
               Senior Trust Administrator
               Wells Fargo Bank Minnesota, N.A.
               Corporate Trust Services
               11000 Broken Land Parkway
               Columbia, MD 21044-3562


EX-99.3 (b)


RESIDENTIAL ASSET MORTGAGE PRO
8400 NORMANDALE LAKE BLVD
SUITE 600
MINNEAPOLIS, MN 55437

Officers Statement of Compliance
Year Ending 2000

Please find below our annual Officers Statement of Compliance for the year ending 2000 with respect to the mortgage loans serviced by GMAC Mortgage Corporation ("GMACM") for your institution.

1. A review of the activities of the Seller/Servicer during the preceding calendar year and of performance according to the Seller/Servicer contract has been made with the undersigned Officer's supervision, and

2. To the best of the undersigned Officer's knowledge, based on such review, the Seller/Servicer has fulfilled all its obligations under the Guides for such year, or if there has been a default in the fulfillment of any such obligation, such default is listed below, and

3. If applicable, GMACM has filed the information returns with respect to the receipt of mortgage interest pursuant to Sections 6050H, 6050J and 6050P of the Code, received in a trade or business, reports of foreclosures and abandonment's of any Mortgaged Property and the information returns relating to cancellation of indebtedness income with respect to any Mortgaged Property.


Known Default           Status              Steps Being Taken To Cure Default

(None)


Servicer:  GMAC Mortgage Corporation
Name:      Michael Kacergis
Title:     Assistant Vice President